Form 10QSB
period 1995-09-30
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1995-12-05
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                             ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

               For the quarterly period ended September 30, 1995

                        Commission File Number 33-24159


              Medical Equipment Income Fund, Limited Partnership
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

         Connecticut                                   13-3471888
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


         One Whitehall Street, Suite 1500, New York, New York   10004
         ------------------------------------------------------------
                    (Address of principal executive office)

                                (212) 859-0200
                          ---------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES:    X         NO:
      -----

                                    PART I

Item 1.    Financial Statements

           Statement of Financial Condition as of September 30, 1995        3

           Statements of Operations for the nine month periods ended
           September 30, 1995, and September 30, 1994                       4

           Statements of Operations for the three month periods ended
                  September 30, 1995, and September 30, 1994                5

           Statement of Changes in Partnership Capital for the nine
                  months ended September 30, 1995, and September 30, 1994   6

           Statement of Cash Flows for the nine months ended
                  September 30, 1995, and September 30, 1994                7

            Notes to Financial Statements                                   8

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF September 30, 1995


                                    Assets
                                    ------
Cash and Cash Equivalents (Note A)                                   $ 565,628
Net Investment in Direct Financing Leases (Note C)                     371,535
Other Assets (Note B)                                                  195,325
                                                                    ----------
Total Assets                                                        $1,132,488
                                                                    ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:
     Notes Payable--nonrecourse (Note F)                              $ 34,180
     Accrued expenses and other liabilities                             42,211
                                                                   -----------
Total Liabilities                                                       76,391
                                                                   -----------

PARTNERS' CAPITAL:  (Note G)
     General Partner (30 Units)                                       (150,507)
     Limited Partners (7,121.92 Units)                               1,206,604
                                                                   -----------
Total Partners' Capital                                              1,056,097
                                                                   -----------

Total Liabilities and Partners' Capital                             $1,132,488
                                                                   ===========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                  September 30, 1995, AND September 30, 1994

                                                           1995         1994
                                                           ----         ----
REVENUES:
     Leasing (Notes E and H)                            $ 192,460     $505,637
     Interest Income                                       52,528       54,164
                                                        ---------     --------
Total Revenues                                            244,988      559,801

EXPENSES:
     Interest Expense                                      13,587       34,514
     Depreciation & Amortization                           40,362      109,179

     Professional Fees (Note B)                            26,250       94,486
     Equipment Management Fees (Note B)                    12,196       28,245
     Loss on Sale of Equipment                            268,651           --
     Other Expenses                                        12,609        8,167
                                                        ---------     --------
Total Expenses                                           $373,655     $274,591
                                                        ---------     --------

NET INCOME( LOSS)                                       $(128,667)    $285,210
                                                        =========     ========
Net income per unit, based on the daily weighted average numberof units outstanding:
$7,205.53 and $7,439.770, respectively.

           General Partner Units (30.00)                $ (214.45)    $ 475.35
                                                        =========     ========

           Limited Partner Units (7175.53, 7409.77)     $  (17.03)    $  36.57
                                                        =========     ========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                  September 30, 1995, AND September 30, 1994

                                                           1995         1994
                                                           ----         ----
REVENUES:
     Leasing (Notes E and H)                            $  95,690     $297,085
     Interest Income                                        6,072       22,673
                                                        ---------     --------
Total Revenues                                            101,762      319,758
EXPENSES:
     Interest Expense                                       2,707        9,495
     Depreciation & Amortization                            1,633       25,460
     Professional Fees (Note B)                             8,750       26,300
     Equipment Management Fees (Note B)                     2,889        9,415
     Loss on Sale of Equipment                            268,651           --
     Other Expenses                                           762        3,528
                                                        ---------     --------
Total Expenses                                          $ 285,392     $ 74,198
                                                        ---------     --------

NET INCOME (LOSS)                                       $(183,630)    $245,560
                                                        =========     ========
Net income per unit, based on the daily weighted
average number of units outstanding:
$7,196.716 and $7,439.01, respectively.                 $    1.75     $   1.04
                                                        =========     ========


     General Partner Units (30.00)                      $ (306.05)    $ 409.27
                                                        =========     ========

     Limited Partnership (7,166.716 and 7,409.01)       $  (24.34)    $  31.49
                                                        =========     ========

            The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                           FOR THE NINE MONTHS ENDED
                  September 30, 1995, AND September 30, 1994

                                  General         Limited
                                  Partner         Partners         Total
                                  -------         --------         -----

Balance, December 31, 1993      $(121,753)      $4,080,628      $3,958,875

Redemption of Units                     0         (108,885)       (108,885)

Distribution to Partners          (41,714)        (735,636)       (777,350)

Net Income for the Period          14,260          270,950          285,210
                                ---------       ----------       ----------

Balance, September 30, 1994     $(139,712)      $3,497,562       $3,357,850
                                =========       ==========       ==========

Balance, December 31, 1994      $(144,074)      $3,244,888       $3,100,814

Redemption of Units                    --          (14,868)         (14,868)

Distribution to Partners               --       (1,901,180)      (1,901,180)

Net Loss for the Period            (6,433)        (122,236)        (128,669)
                                ---------       ----------       ----------

Balance, September 30, 1995     $(150,507)      $1,206,604       $1,056,097
                                =========       ==========       ==========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                  September 30, 1995, AND September 30, 1994

                       For the Nine Months Ended September 30,
                                                          1995           1994
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                $  (128,669)      $285,210
    Adjustments to reconcile net income to net cash
    provided by (used in) operating expenses:
       Depreciation and amortization                      40,362        109,179
       Decrease/(Increase) in other assets                (3,313)       236,770
       (Decrease)/Increase in accrued expenses           (23,092)       (77,006)
       Amortization of unearned interest                 (56,055)      (102,921)
                                                      ----------     ----------

    Total adjustments                                    (42,098)       166,022
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                       (170,767)       451,232
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of net investment in direct
       financing leases                                  385,218        812,646
    Increase/(Decrease in net sales tax payable          (17,988)        (7,750)
    Loss on Sale of Equipment (net of cash proceeds)     305,651             --

    NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                        672,881        804,896
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid on notes payable                          (168,555)      (180,418)
    Partners' capital redemptions                        (14,868)      (108,885)
    Distributions paid to partners                    (2,061,347)      (779,386)
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                           (2,244,770)    (1,068,689)
                                                      ----------     ----------

NET INCREASE/(DECREASE) IN
    CASH EQUIVALENTS                                  (1,742,656)       187,439
CASH EQUIVALENTS, Beginning of Period                  2,308,284      1,783,844
CASH EQUIVALENTS, End of Period                       $  565,628     $1,971,283
                                                      ==========     ==========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Business

MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP (the "Partnership"), is a Connecticut limited partnership organized in September 1988. The Partnership was formed to acquire and lease equipment under operating or direct financing leases with terms of two to eight years, concentrating in medical and telecommunications equipment. Vision Limited Partnership is the General Partner. Leases are with medical groups principally located in the Northeast region of the United States. The Partnership commenced its operations in September 1989.

2. Lease and Revenue Recognition

The Partnership leases equipment under both operating and direct financing leases.

Revenues from operating leases are recognized monthly in accordance with the lease provisions. These leases have terms of from two to five years.

Lease transactions that meet the relevant accounting criteria for treatment as direct financing leases are recognized on the date the equipment is accepted and, at that time, the Partnership records a gross receivable, net of unearned income. Unearned income represents the excess of gross receivables over equipment costs and is recorded as revenue over the term of the lease, based on the interest method. The leases have terms of from four to seven years. On certain direct financing leases, the Partnership earns contingent rentals based upon equipment usage. Residual values are not material.

Under all lease agreements the Partnership retains title to the equipment. The lessee bears the cost to maintain and insure the asset. At the end of the lease, the lessee has the option of purchasing the asset at fair market value, continuing the lease for an additional period of time, or returning the asset.

3. Property, Equipment, and Depreciation

Property and equipment held under operating leases or in inventory are recorded at cost. Depreciation is provided for financial statement purposes on the straight-line method. The estimated useful life in computing depreciation is ten years.

4. Income Taxes

The Partnership is not subject to income taxes. The net income or loss of the Partnership is reportable by each of the partners, as to their distributive share.


5. Cash Equivalents

The Partnership considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acts in the capacity of equipment manager for the Partnership. During the nine months ended September 30, 1995 and 1994, the General Partner earned fees, which are included in "equipment management fees" in the financial statements, as follows:

                                               1995        1994
                                               ----        ----
       Equipment management fee, net          6,098       13,427

NOTE C - NET INVESTMENT IN DIRECT FINANCING LEASES

Net investment leases as of September 30, 1995, consists of:

       Minimum lease payments receivable            $411,817
       Unearned income                               (40,282)
                                                    --------
       Net investment in direct financing leases    $371,535
                                                    ========

Equipment financed under direct financing leases is primarily medical diagnostic equipment.

Minimum lease payments, under direct financing leases due, are to be received as follows:
                          1995                   193,317
                          1996                   114,000
                          1997                   104,500
                                               ---------
                                                $411,817

NOTE D -  OFF-LEASE EQUIPMENT

There was no off-lease equipment  held as of September 30, 1995.

NOTE E NOTES PAYABLE - NONRECOURSE

Notes payable to banks which mature between October 1, 1995, and December 31, 1995 consist of nonrecourse notes secured by equipment. The notes are payable monthly together with fixed interest at rates from 13.01% to 13.02%. Future minimum payments on the notes are as follows (including $1,569 in interest):

       Oct. 1-December 31  1995               $35,749
                                              -------

Securitized equipment consists of direct financing and property held in inventory with a net book value of approximately $340,357 as of September 30, 1995.

NOTE F - PARTNERSHIP AGREEMENT

The Partnership's profits and losses are generally allocated five percent to the general partner and ninety-five percent to the limited partners and can change upon certain returns on the Partnership capital balance.

The Partnership may make certain qualified redemptions, including redemptions of units upon the death of a limited partner. No more than 10% of the outstanding units may be redeemed in any one year and no more than 25% of the outstanding units may be redeemed over the life of the Partnership.

The Partnership Agreement requires that the Partnership be terminated no later than December 31, 2010, or earlier, at the occurrence of certain events as defined in the Agreement.

NOTE G - MAJOR CUSTOMERS

The majority of the Partnership's customers are located in the northeastern United States. Customers providing at least 10% of the lease revenue of the Partnership for the nine months ended September 30, 1995, and September 30, 1994, were as follows:
                                        Nine Months Ended September 30
                                        ------------------------------
                                        1995         1994
                                        ----         ----

       North Bronx Services Group         --        39.10%
       Mary Immaculate Hospital        53.22%       19.90%
       East Bergen Services Group      46.63%       37.10%

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

For the nine months ended September 30, 1995 and 1994, leasing revenues and contingent rental income totalled $192,460 and $505,637, respectively, and interest income totalled $52,528 and $54,164, respectively. Leasing revenues, which include base rentals paid by lessees of medical equipment, decreased in 1995 primarily because of the continued liquidation of various leases of medical equipment. In addition, due to the requirements of FASB 13, revenue is recognized for direct financing leases in a manner which reduces book income incrementally, relative to a constant lease payment stream. As a result, reported leasing revenues can be expected to continue to decrease as the leases mature or as equipment is sold off. Interest income was earned on funds not invested in equipment. The decrease in interest income for the nine month period ended September 30, 1995, as compared with the same period in 1994, is due primarily to the decreased amount of cash and cash equivalents held by the Partnership in the second half of 1995.


The Partnership experienced a loss of $268,651 on the sale of medical equipment during the quarter ended September 30, 1995. Such losses can be attributed to both technological obsolescence and a lack of demand for CT devices.

Net losses for the nine months ended September 30, 1995, was $128,667 or $17.03 per Limited Partnership unit as compared with a net profit of $285,210 or $ 36.57 per Limited Partner unit for the nine months ended September 30, 1994. The decrease in leasing revenues and the loss on sale of equipment were partially offset by reductions in the related expense items of depreciation expense, and professional fees.

The Partnership's primary source of funds for the nine months ended September 30, 1995 and 1994, was the Partnership's leasing operations.

The Partnership has financed approximately 29.44% of the acquisition cost of its existing equipment with nonrecourse promissory notes bearing annual interest rates ranging from 13.01% to 13.02% due in monthly installments through 1995. Such notes are secured by liens upon all or a portion of the equipment and leases relating thereto.

Proceeds received from the sale of equipment generally will be distributed to the partners based on their pro-rata unit holdings. Distributions in the amount of $1,901,180 were made during the nine month period ended September 30, 1995.

The General partner anticipates that funds from operations in the remainder of 1995 will be adequate to cover operating expenses.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Partnership is not aware of any pending legal proceedings or contemplated governmental proceedings to which it is a party or to which any of its assets are subject.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.

Item 5.  Other Information


None

Item 6.  Exhibits and Reports on Form 8-K

       a.  Exhibits

       No exhibits are required to be filed with this report.

       b.  Reports on Form 8-K

       There were no reports on Form 8-K filed by the Partnership during the quarter ended September 30, 1995.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 1995

MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP

By:  Vision Limited Partnership, General Partner

By:  Vision Capital Management, Inc., General Partner



By:    Howard Rothman
       -----------------------------------
       Howard M. Rothman, Executive Vice President,
       Chief Operating Officer, Secretary, and
       Director




       Eric Gaffin
       -----------------------------------
       Eric Gaffin, Acting Controller

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 18, 1995

MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP

By:  Vision Limited Partnership, General Partner

By:  Vision Capital Management, Inc., General Partner



By:    /S/
       -----------------------------------
       Howard M. Rothman, Executive Vice President,
       Chief Operating Officer, Secretary, and
       Director




       /S/
       -----------------------------------
       Eric Gaffin, Acting Controller