Form 10QSB
period 1996-03-31
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1996-05-21
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                             ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

               For the quarterly period ended March 31, 1996

                        Commission File Number 33-24159


              Medical Equipment Income Fund, Limited Partnership
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

         Connecticut                                   13-3471888
- -------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


         One Whitehall Street, Suite 1500, New York, New York   10004
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

YES:    X         NO:
      -----

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of March 31, 1996               3

           Statements of Operations for the quarters ended March 31,
                  1996, and March 31, 1995                                   4

           Statement of Changes in Partnership Capital for the three months
                  ended March 31, 1996, and March 31, 1995                   5

           Statements of Cash Flows for the three months ended
                        March 31, 1996 and March 31, 1995                    6

           Notes to Financial Statements                                     7

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF March 31, 1996


                                    Assets
                                    ------
Cash and Cash Equivalents (Note A)                                   $ 870,922
Net Investment in Direct Financing Leases (Note C)                     186,026
Other Assets (Note B)                                                   24,444
                                                                    ----------
Total Assets                                                        $1,081,392
                                                                    ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

     Accrued expenses and other liabilities                             28,068
                                                                   -----------
Total Liabilities                                                       28,068
                                                                   -----------

PARTNERS' CAPITAL:  (Note G)
     General Partner (30 Units)                                       (144,787)
     Limited Partners (7,121.92 Units)                               1,198,111
                                                                   -----------
Total Partners' Capital                                              1,053,324
                                                                   -----------

Total Liabilities and Partners' Capital                             $1,081,392
                                                                   ===========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       March 31, 1996, AND March 31, 1995

                                                           1996         1995
                                                           ----         ----
REVENUES:
     Leasing                                            $   7,773     $ 60,319
     Interest Income                                        9,342       26,647
                                                        ---------     --------
Total Revenues                                             17,115       89,966

EXPENSES:
     Interest Expense                                           0        6,339
     Depreciation & Amortization                                0       19,365
     Professional Fees                                      8,750       11,250
     Equipment Management Fees (Note B)                       570        5,006
     Other Expenses                                         3,224        2,658
                                                        ---------     --------

Total Expenses                                             12,544       44,618
                                                        ---------     --------
Net Income                                              $   4,571     $ 42,348
                                                        =========     ========
Net Income per unit, based on the daily weighted
average number of units outstanding:
Limited Partner Units (7131.92, 7,210.842)              $     .61     $   5.87
                                                        =========     ========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                       March 31, 1996, AND March 31, 1995

                                  General         Limited
                                  Partner         Partners         Total
                                  -------         --------         -----

Balance, December 31, 1994      $(144,074)      $3,244,888      $3,100,814

Distribution to Partners                0         (236,307)       (236,307)

Net Income for the Period           2,117           40,230          42,347
                                ---------       ----------       ----------

Balance, March 31, 1995         $(141,957)      $3,048,811       $2,906,854
                                =========       ==========       ==========

Balance, December 31, 1995      $(145,016)      $1,252,360       $1,107,344


Distribution to Partners               --          (58,591)         (58,591)

Net Income for the Period             229            4,342            4,571
                                ---------       ----------       ----------

Balance, March 31, 1996         $(144,787)      $1,198,111       $1,053,324
                                =========       ==========       ==========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                      March 31, 1996, AND March 31, 1995
                                                            1996           1995
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                        $    4,571     $   42,348
    Adjustments to reconcile net income to net cash
    provided by (used in) operating expenses:
       Depreciation and amortization                           0         19,365
       Decrease in other assets                          291,702         65,875
       (Decrease)in accrued expenses                     (33,250)      (185,949)
       Amortization of unearned interest                 ( 7,773)      ( 33,432)
                                                      ----------     ----------

    Total adjustments                                    250,679       (134,141)
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                        255,250        (91,793)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of net investment in direct
       financing leases                                   58,361         96,304
    (Decrease in net sales tax payable                   ( 1,158)       (17,713)

    NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                         57,203         78,571
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid on notes payable                                 0        (54,375)
    Distributions paid to partners                       (58,591)      (236,308)
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                              (58,591)      (290,683)
                                                      ----------     ----------

NET INCREASE/(DECREASE) IN
    CASH EQUIVALENTS                                     617,060      (303,885)
CASH EQUIVALENTS, Beginning of Period                    253,862      2,308,284
CASH EQUIVALENTS, End of Period                       $  870,922     $2,004,399
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

2. Lease and Revenue Recognition

The Partnership leases equipment under direct financing lease terms.

Lease transactions that meet the relevant accounting criteria for treatment as direct financing leases are recognized on the date the equipment is accepted and, at that time, the Partnership records a gross receivable, net of unearned income. Unearned income represents the excess of gross receivables over equipment costs and is recorded as revenue over the term of the lease, based on the interest method. The leases has an original term. Residual values are not material.

Under the remaining lease agreement the Partnership retains title to the equipment. The lessee bears the cost to maintain and insure the asset. At the end of the lease, the lessee has the option of purchasing the asset at fair market value, continuing the lease for an additional period of time, or returning the asset.

3. Income Taxes

The Partnership is not subject to income taxes. The net income or loss of the Partnership is reportable by each of the partners, as to their distributive share.

NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acts in the capacity of equipment manager of the Partnership During the three months ended March 31, 1996 and 1995, the General Partner earned fees, which are included in "equipment management fees" in the financial statements, as follows:

                                               1996        1995
                                               ----        ----
       Equipment management fee, net            285        2,503

NOTE C - NET INVESTMENT IN DIRECT FINANCING LEASES

Net investment in direct financing leases as of March 31, 1996, consists of:

       Minimum lease payments receivable            $209,000
       Unearned income                               (22,974)
                                                    --------
       Net investment in direct financing leases    $186,026
                                                    ========

Equipment financed under direct financing leases is primarily medical diagnostic equipment.

Minimum lease payments, under direct financing leases due, are to be received as follows:
                          1996                   104,500
                          1997                   104,500
                                                --------
                                                $209,000

NOTE D -  OFF-LEASE EQUIPMENT

There was no off-lease equipment  held as of March 31, 1996.

NOTE E - PARTNERSHIP AGREEMENT

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

NOTE F - MAJOR CUSTOMERS

The majority of the Partnership's customers are located in the northeastern United States. Customers providing at least 10% of the lease revenue of the Partnership for the three months ended March 31, 1996, and March 31,
1995, were as follows:
                                        1996         1995
                                        ----         ----

       Mary Immaculate Hospital            -        66.86%
       East Bergen Services Group      100.00%      32.85%

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

For the three months ended March 31, 1996 and 1995, leasing revenues totalled $7,773 and $60,319, respectively, and interest income totalled $9,342 and
$26,647, respectively.   Leasing revenues, which include base rentals paid by
lessees of medical equipment, decreased in 1996 primarily because of the continued liquidation of various leases of medical equipment. In addition, due to the requirements of FASB 13, revenue is recognized for direct financing leases in a manner which reduces book income incrementally, relative to a constant lease payment stream. As a result, reported leasing revenues can be expected to continue to decrease as the remaining lease matures or as equipment is sold off. Interest income was earned on funds not invested in equipment.
The decrease in interest income for the three month period ended March 31, 1996, as compared with the same period in 1995, is due primarily to the decreased amount of cash and cash equivalents held by the Partnership in the first quarter of 1996.

Net income for the three months ended March 31, 1996, was $4,571 or $.61 per Limited Partner unit as compared with $42,348 or $ 5.87 per Limited Partner unit for the three months ended March 31, 1995. The decrease in leasing revenues was partially offset by reductions in the related expense items of depreciation interest expense, and equipment management fees.

The Partnership's primary source of funds for the three months ended March 31, 1996 and 1995, was the Partnership's leasing operations.

Proceeds received from the sale of equipment generally will be distributed to the partners based on their pro-rata unit holdings. Distributions in the amount of $58,591 were made during the three month period ended March 31, 1996.

The General partner anticipates that funds from operations in the remainder of 1996 will be adequate to cover operating expenses.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership is not aware of any pending legal proceedings or contemplated governmental proceedings to which it is a party or to which any of its assets are subject.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

        No exhibits are required to be filed with this report.

        b. Reports on Form 8-K

        There were no reports on Form 8-K filed by the Partnership during the quarter ended March 31, 1996.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 1996

MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP

By:  Vision Limited Partnership, General Partner

By:  Vision Capital Management, Inc., General Partner


By:    /S/ Howard M. Rothman
       -----------------------------------
       Howard M. Rothman, Executive Vice President,
       Chief Operating Officer, Secretary, and
       Director


       /S/ Eric Gaffin
       -----------------------------------
       Eric Gaffin, Acting Controller