Form 10QSB
period 1996-06-30
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1996-08-26
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                             ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

               For the quarterly period ended June 30, 1996

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

YES:    X         NO:
      -----

                                    PART I

Item 1.  Financial Statements

           Statement of Financial Condition as of June 30, 1996              3

           Statements of Operations for the quarters ended June 30,
                  1996, and June 30, 1995                                    4

           Statements of Operations for the six months ended June 30,
                  1996, and June 30, 1995                                    5

           Statement of Changes in Partnership Capital for the six months
                  ended June 30, 1996, and June 30, 1995                     6

           Statements of Cash Flows for the six months ended
                        June 30, 1996 and June 30, 1995                      7

           Notes to Financial Statements                                     8

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF June 30, 1996


                                    Assets
                                    ------
Cash and Cash Equivalents (Note A)                                   $ 832,087
Net Investment in Direct Financing Leases (Note C)                     173,918
Other Assets (Note B)                                                   25,194
                                                                    ----------
Total Assets                                                        $1,031,199
                                                                    ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

     Accrued expenses and other liabilities                           $ 32,207
                                                                   -----------
Total Liabilities                                                       32,207
                                                                   -----------

PARTNERS' CAPITAL:  (Note G)
     General Partner (30 Units)                                       (144,574)
     Limited Partners (7,121.92 Units)                               1,143,566
                                                                   -----------
Total Partners' Capital                                                998,992
                                                                   -----------

Total Liabilities and Partners' Capital                             $1,031,199
                                                                   ===========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       June 30, 1996, AND June 30, 1995

                                                           1996         1995
                                                           ----         ----
REVENUES:
     Leasing                                            $   6,894     $ 36,451
     Interest Income                                       10,281       19,809
                                                        ---------     --------
Total Revenues                                             17,175       56,260

EXPENSES:
     Interest Expense                                           0        4,541
     Depreciation & Amortization                                0       19,364
     Professional Fees                                      8,750        6,250
     Equipment Management Fees (Note B)                       570        4,301
     Other Expenses                                         3,596        9,189
                                                        ---------     --------

Total Expenses                                             12,916       43,645
                                                        ---------     --------
Net Income                                              $   4,259     $ 12,615
                                                        =========     ========
Net Income per unit, based on the daily weighted average number of units outstanding:
Limited Partner Units (7,151.00, 7,196.716)             $     .60     $  1.75
                                                        =========     ========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                       June 30, 1996, AND June 30, 1995

                                                           1996         1995
                                                           ----         ----
REVENUES:
     Leasing                                            $  14,667     $ 96,770
     Interest Income                                       19,623       46,456
                                                        ---------     --------
Total Revenues                                             34,290      143,226

EXPENSES:
     Interest Expense                                           0       10,880
     Depreciation & Amortization                                0       38,729
     Professional Fees                                     17,500       17,500
     Equipment Management Fees (Note B)                     1,140        9,307
     Other Expenses                                         6,820       11,847
                                                        ---------     --------

Total Expenses                                             25,460       88,263
                                                        ---------     --------
Net Income                                              $   8,830     $ 54,963
                                                        =========     ========
Net Income per unit, based on the daily weighted
     average number of units outstanding:
Limited Partner Units (7,151.00, 7,203.326)             $    1.23     $  7.63
                                                        =========     ========

       The accompanying notes are an integral part of these statements.

                 MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                     STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                            FOR THE SIX MONTHS ENDED
                       June 30, 1996, AND June 30, 1995

                                  General         Limited
                                  Partner         Partners         Total
                                  -------         --------         -----

Balance, December 31, 1994      $(144,074)      $3,244,888      $ 3,100,814

Redemption of units                     0           (5,645)          (5,645)

Distribution to Partners                0       (1,842,715)      (1,842,715)

Net Income for the Period           2,748           52,215           54,963
                                ---------       ----------       ----------

Balance, June 30, 1995          $(141,326)      $1,448,743      $ 1,307,417
                                =========       ==========       ==========

Balance, December 31, 1995      $(145,016)      $1,252,360       $1,107,344


Distribution to Partners               --         (117,182)        (117,182)

Net Income for the Period             442            8,388            8,830
                                ---------       ----------       ----------

Balance, June 30, 1996          $(144,574)     $ 1,143,566       $  998,992
                                =========       ==========       ==========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                      June 30, 1996, AND June 30, 1995
                                                            1996          1995
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $     8,830     $  54,963
    Adjustments to reconcile net income to net cash
    provided by (used in) operating expenses:
       Depreciation and amortization                           0        38,729
       Decrease in other assets                          298,896        64,466
       (Decrease)in accrued expenses                     (37,053)      (90,975)
       Amortization of unearned interest                 (14,667)      (42,995)
                                                      ----------    ----------

    Total adjustments                                    247,176       (30,775)
                                                      ----------    ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                        256,005        24,188
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of net investment in direct
      financing leases                                    77,361       144,457
    (Decrease in net sales tax payable                    (1,158)      (15,670)

    NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                         76,203       128,787
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid on notes payable                                 0      (110,549)
    Partners capital redemption                                         (5,645)
    Distributions paid to partners                      (117,182)   (1,842,715)
                                                      ----------    ----------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                             (117,182)   (1,958,909)
                                                      ----------    ----------

NET INCREASE/(DECREASE) IN
    CASH EQUIVALENTS                                     215,027      (303,885)
CASH EQUIVALENTS, Beginning of Period                    617,060     2,308,284
CASH EQUIVALENTS, End of Period                       $  832,087    $  502,350
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

NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acts in the capacity of equipment manager of the Partnership During the six months ended June 30, 1996 and 1995, the General Partner earned fees, which are included in "equipment management fees" in the financial statements, as follows:

                                               1996        1995
                                               ----        ----
       Equipment management fee, net           1,140       4,654


NOTE C - NET INVESTMENT IN DIRECT FINANCING LEASES

Net investment in direct financing leases as of June 30, 1996, consists of:

       Minimum lease payments receivable            $190,000
       Unearned income                               (10,570)
                                                    --------
       Net investment in direct financing leases    $179,430
                                                    ========

Equipment financed under direct financing leases is primarily medical diagnostic equipment.

Minimum lease payments, under direct financing leases due, are to be received as follows:
                          1996                    85,500
                          1997                   104,500
                                               ---------
                                                $190,000

NOTE D -  OFF-LEASE EQUIPMENT

There was no off-lease equipment held as of June 30, 1996.

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

NOTE F - MAJOR CUSTOMERS

The majority of the Partnership's customers are located in the northeastern United States. Customers providing at least 10% of the lease revenue of the Partnership for the six months ended June 30, 1996, and June 30, 1995, were as follows:
                                        1996         1995
                                        ----         ----

       Mary Immaculate Hospital            -        53.22%
       East Bergen Services Group      100.00%      46.63%

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

For the six months ended June 30, 1996 and 1995, leasing revenues totalled $14,667 and $96,770, respectively, and interest income totalled $19,623 and $46,456, respectively.

Leasing revenues, which include base rentals paid by lessees of medical equipment, decreased in 1996 primarily because of the reduction in outstanding leased medical equipment. In addition, due to the requirements of FASB 13, revenue is recognized for direct financing leases in a manner which reduces book income incrementally, relative to a constant lease payment stream. As a result, reported leasing revenues continue to decrease as the remaining lease matures or as equipment is sold off. Interest income was earned on funds not invested in equipment. The decrease in interest income for the six month period ended June 30, 1996, as compared with the same period in 1995, is due primarily to the decreased amount of cash and cash equivalents held by the Partnership in the first half of 1996.

Net income for the six months ended June 30, 1996, was $ 8,830 or $ 1.23 per Limited Partner unit as compared with $ 54,963 or $ 7.63 per Limited Partner unit for the six months ended June 30, 1995. The decrease in leasing revenues was partially offset by reductions in the related expense items of depreciation interest expense, and equipment management fees.

The Partnership's primary source of funds for the six months ended June 30, 1996 and 1995, was the Partnership's interest revenue.

Proceeds received from the sale of equipment generally will be distributed to the partners based on their pro-rata unit holdings. Distributions in the amount of $117,182 were made during the six month period ended June 30, 1996.

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

None.

Item 3.  Defaults upon Senior Securities

None


Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1996.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

        No exhibits are required to be filed with this report.

        b. Reports on Form 8-K

        There were no reports on Form 8-K filed by the Partnership during the quarter ended June 30, 1996.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1996

MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP

By:  Vision Limited Partnership, General Partner

By:  Vision Capital Management, Inc., General Partner



By:    /s/ Howard Rothman
       -----------------------------------
       Howard M. Rothman, Executive Vice President,
       Chief Operating Officer, Secretary, and
       Director




       /s/ Eric Gaffin
       -----------------------------------
       Eric Gaffin, Acting Controller