Form 10QSB
period 1996-09-30
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1996-11-27
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                             ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

               For the quarterly period ended September 30, 1996

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

YES:    X         NO:
      -----

                                    PART I

Item 1.  Financial Statements

           Statement of Financial Condition as of September 30, 1996         3

           Statements of Operations for the quarters ended September 30,
                  1996, and September 30, 1995                               4

           Statements of Operations for the nine months ended September 30,
                  1996, and September 30, 1995                               5

           Statement of Changes in Partnership Capital for the nine months
                  ended September 30, 1996, and September 30, 1995           6

           Statements of Cash Flows for the nine months ended
                  September 30, 1996 and September 30, 1995                  7

           Notes to Financial Statements                                     8

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF September 30, 1996


                                    Assets
                                    ------
Cash and Cash Equivalents (Note A)                                   $ 790,644
Net Investment in Direct Financing Leases (Note C)                     170,397
Other Assets (Note B)                                                   25,194
                                                                    ----------
Total Assets                                                        $  986,235
                                                                    ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

     Accrued expenses and other liabilities                             38,983
                                                                   -----------
Total Liabilities                                                       38,983
                                                                   -----------

PARTNERS' CAPITAL:  (Note G)
     General Partner (30 Units)                                       (144,116)
     Limited Partners (7,106.92 Units)                               1,091,368
                                                                   -----------
Total Partners' Capital                                                947,252
                                                                   -----------

Total Liabilities and Partners' Capital                             $  986,235
                                                                   ===========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       September 30, 1996, AND September 30, 1995

                                                           1996         1995
                                                           ----         ----
REVENUES:
     Leasing                                            $   5,977     $ 95,690
     Interest Income                                       10,577        6,072
                                                        ---------     --------
Total Revenues                                             16,554      101,762

EXPENSES:
     Interest Expense                                           0        2,707
     Depreciation & Amortization                                0        1,633
     Professional Fees                                      9,000        8,750
     Equipment Management Fees (Note B)                        570       2,889
     Loss on Sale of Equipment                                   0     268,651
     Other Expenses                                         (2,192)        762
                                                        ---------     --------

Total Expenses                                               7,378     285,392
                                                        ---------     --------

Net Income (Loss)                                       $   9,176    $(183,630)
                                                        =========     ========
Net Income per unit, based on the daily weighted
average number of units outstanding:
Limited Partner Units (7,151.92, 7,196.716)             $    1.22     $ (24.24)
                                                        =========     ========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE NINE MONTHS ENDED

                  September 30, 1996, AND September 30, 1995

                                                           1996         1995
                                                           ----         ----
REVENUES:
     Leasing                                            $  20,644     $192,460
     Interest Income                                       30,200       52,528
                                                        ---------     --------
Total Revenues                                             50,844      244,988

EXPENSES:
     Interest Expense                                           0       13,587
     Depreciation & Amortization                                0       40,362
     Professional Fees                                     26,500       26,250
     Equipment Management Fees (Note B)                     1,710       12,196
     Loss on Sale of Equipment                                  0      268,651
     Other Expenses                                         4,628       12,609
                                                        ---------     --------

Total Expenses                                             32,838      373,655
                                                        ---------     --------
Net Income                                              $  18,006    $(128,667)
                                                        =========     ========
Net Income per unit, based on the daily weighted
average number of units outstanding:
Limited Partner Units (7151.92, 7,175.53)               $   2.39      $(17.03)
                                                        =========     ========

       The accompanying notes are an integral part of these statements.

                 MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                     STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                              FOR THE NINE MONTHS ENDED
                       September 30, 1996, AND September 30, 1995

                                  General         Limited
                                  Partner         Partners         Total
                                  -------         --------         -----

Balance, December 31, 1994      $(144,074)      $3,244,888      $ 3,100,814

Redemption of units                     0          (14,868)         (14,868)

Distribution to Partners                0       (1,901,180)      (1,901,180)

Net Loss for the Period            (6,433)        (122,236)        (128,669)
                                ---------       ----------       ----------

Balance, September 30, 1995     $(150,507)      $1,206,604       $ 1,056,097
                                =========       ==========       ==========

Balance, December 31, 1995      $(145,016)      $1,252,360       $1,107,344


Distribution to Partners               --         (178,098)        (178,098)

Net Income for the Period             900           17,106           18,006
                                ---------       ----------       ----------

Balance, September 30, 1996     $(144,116)      $ 1,091,368       $  947,252
                                =========       ==========       ==========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                      September 30, 1996, AND September 30, 1995

                                                            1996           1995
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $    18,006      $(128,669)
    Adjustments to reconcile net income to net cash
    provided by (used in) operating expenses:
       Depreciation and amortization                           0         40,362
       Decrease (increase) in other assets               298,895         (3,313)
       (Decrease) in accrued expenses                    (30,277)      ( 23,092)
       Amortization of unearned interest                 (20,644)      ( 56,055)
                                                      ----------     ----------

    Total adjustments                                    247,974       ( 42,098)
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                        265,980       (170,767)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of net investment in direct
      financing leases                                    86,861        385,218
    (Decrease in net sales tax payable                   ( 1,158)       (17,988)
    Loss on sale of equipment                                  0        305,651

    NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                         85,703        672,881
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid on notes payable                                 0       (168,555)
    Partners capital redemption                                         (14,868)
    Distributions paid to partners                      (178,099)    (2,061,347)
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                             (178,099)    (2,244,770)
                                                      ----------     ----------

NET INCREASE/(DECREASE) IN
    CASH EQUIVALENTS                                     173,584     (1,742,656)
CASH EQUIVALENTS, Beginning of Period                    617,060      2,308,284
CASH EQUIVALENTS, End of Period                       $  790,644     $  565,628
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

NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acts in the capacity of equipment manager of the Partnership During the nine months ended September 30, 1996 and 1995, the General Partner earned fees, which are included in "equipment management fees" in the financial statements, as follows:

                                               1996        1995
                                               ----        ----
       Equipment management fee, net           1,710       6,098


NOTE C - NET INVESTMENT IN DIRECT FINANCING LEASES

Net investment in direct financing leases as of September 30, 1996, consists of:

       Minimum lease payments receivable            $180,500
       Unearned income                               (10,103)
                                                    --------
       Net investment in direct financing leases    $170,397
                                                    ========

Equipment financed under direct financing leases is primarily medical diagnostic equipment.

Minimum lease payments, under direct financing leases due, are to be received as follows:
                          1996                    76,000
                          1997                   104,500
                                               ---------
                                                $180,500

NOTE D -  OFF-LEASE EQUIPMENT

There was no off-lease equipment  held as of September 30, 1996.

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

NOTE F - MAJOR CUSTOMERS

The majority of the Partnership's customers are located in the northeastern United States. Customers providing at least 10% of the lease revenue of the Partnership for the nine months ended September 30, 1996, and September 30, 1995, were as follows:
                                        1996         1995
                                        ----         ----

       Mary Immaculate Hospital            -        53.22%

       East Bergen Services Group      100.00%      46.63%

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

For the nine months ended September 30, 1996 and 1995, leasing revenues totalled $20,644 and $192,460, respectively, and interest income totalled $30,200 and $ 52,528, respectively.

Leasing revenues, which include base rentals paid by lessees  of medical
equipment, decreased in 1996 primarily because of the reduction   in outstanding
leased medical equipment. In addition, due to the requirements of FASB 13, revenue is recognized for direct financing leases in a manner which reduces book income incrementally, relative to a constant lease payment stream. As a result, reported leasing revenues continue to decrease as the remaining lease matures or as equipment is sold off. Interest income was earned on funds not invested in equipment. The decrease in interest income for the nine month period ended September 30, 1996, as compared with the same period in 1995, is due primarily to the decreased amount of cash and cash equivalents held by the Partnership during 1996.

Net income for the nine months ended September 30, 1996, was $ 18,006 or $ 2.39 per Limited Partner unit as compared with a net loss of $ 128,667 or $(17.03) per Limited Partner unit for the nine months ended September 30, 1995. The decrease in leasing revenues was partially offset by reductions in the related expense items of depreciation interest expense, and equipment management fees.

The Partnership's primary source of funds for the nine months ended September 30, 1996 and 1995, was the Partnership's interest revenue.

Proceeds received from the sale of equipment generally will be distributed to the partners based on their pro-rata unit holdings. Distributions in the amount of $ 175,773 were made during the nine month period ended September 30, 1996.

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

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

        No exhibits are required to be filed with this report.

        b. Reports on Form 8-K

        There were no reports on Form 8-K filed by the Partnership during the quarter ended September 30, 1996.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 20, 1996

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