Form 10KSB40
period 1996-12-31
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1997-04-07
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-KSB
                                ______________

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File Number 33-24159

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                (Name of small business issuer in its charter)

Connecticut                                                         13-3471888
-----------                                                         ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Whitehall Street, Suite 1500, New York, New York  10004
-----------------------------------------------------------
(Address of principal executive offices) (zip code)

Issuer's telephone number, including area code:  (212) 859-0200

Securities registered pursuant to Section 12(b) of the Act:

None                                                                      None
----                                                                      ----
Title of each class                  Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:               None
                                                                          ----
                                                              (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES:  X     NO:  ____

Check if there is no disclosure of delinquent filers pursuant in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year:  $61,817

State the aggregate market value of the partnership interests held by non-affiliates computed by reference to the price at which such interests were sold, or the average bid and asked prices, as of a specified date within the 60 days prior to December 31, 1996: N/A - No Market.

                                    Part I

Item 1. Description of Business

a.      Business Development

        Medical Equipment Income Fund, Limited Partnership (the "Partnership") was organized on June 29, 1988, as a Connecticut limited partnership to acquire, lease, and sell medical and telecommunications equipment. The Partnership initially acquired equipment and commenced leasing operations on June 20, 1989.

        Vision L. P., an Illinois limited partnership, is the sole general partner of the Partnership (the "General Partner") and acts as Equipment Manager for the Partnership. The officers of the General Partner's general partner (see Item 9 below), provide other general and administrative certain services to the Partnership at no cost. The General Partner's general partner is Vision Capital Management Inc., referred to herein as "Vision Capital."

        The Partnership purchased most of its equipment in 1989 from Prime Leasing, Inc. and its affiliates ("Prime"). Up until September 30, 1994, Prime acted as the Partnership's Equipment administrator on various leases which had been subsequently remarketed through a sale or re-lease agreement.

        On February 13, 1997, the General Partner negotiated the early termination of the only lease in effect at December 31, 1996. As a result of this early termination, the General Partner authorized the subsequent dissolution of the Partnership and the distribution of all remaining assets to the limited partners of record.

b.      Business of the Issuer

        Principal Products and Services and Their Markets:

        The Partnership purchased and, in turn, leased a portfolio of medical equipment to various hospitals and health care centers and stand-alone imaging centers. The primary investment objective of the Partnership had been to generate distributions to its limited partners by producing lease revenues from such activities and, eventually, proceeds from the sale or other disposition of the equipment.

        Selection of the equipment for purchase and lease was based principally on the General Partner's evaluation of the usefulness of the equipment and its estimate of the potential demand for the equipment at the end of the initial lease term. The Partnership generally financed a portion of the acquisition price of the equipment in order to enhance returns. The Partnership does not intend to acquire or finance any additional equipment.

        Competitive Business Conditions

        The equipment leasing industry is highly competitive. Many firms are engaged in the same type of business, including (1) finance divisions, affiliates and subsidiaries of equipment manufacturers; (2) banks; (3) other leasing and finance companies; (4) companies which sponsor tax-exempt financing of other investor programs; and (5) independently formed partnerships of individuals and corporations operated for the specific purpose of leasing equipment. Few publicly offered limited partnerships, with whom the Partnership competes, acquire and lease medical equipment, and the General Partner is not aware of any for which medical equipment is the predominant asset.

        Major Customers

        The Partnership commenced operations on June 20, 1989, and as of December 31, 1996, owned and leased $105,760 of equipment. At December 31, 1996, one lease remained outstanding; the equipment was located in the United States. Customers that provided at least 10% of the total lease revenues of the Partnership in the years ended December 31, 1996, and 1995, were as follows:

                                         1996        1995
                                         ----        ----
        East Bergen Services Group     100.00%        61.51%
        Mary Immaculate Hospital            -         38.40%

        Number of Employees

        The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.


Item 2. Description of Property

        The Partnership does not own any material physical properties other than the equipment in its leasing portfolio. Lessees are responsible for repair and maintenance of the equipment they lease, generally through maintenance agreements with the manufacturer. To the best of management's knowledge, all of the equipment in its leasing portfolio is in adequate condition to fulfill the Partnership's obligation to the respective lessees during the terms of such leases. In February 1997, the General Partner negotiated the sale of the remaining equipment in the Partnership's portfolio.


Item 3. Legal Proceedings

        The Partnership is not aware of any pending legal proceedings or contemplated governmental proceedings to which it is a party or to which any of its assets are subject.


Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    Part II

Item 5. Market for Issuer's Securities and Related Security Holder Matters

a.      Market Information

        Although the Partnership's securities were registered with the Securities and Exchange Commission pursuant to a registration on Form S-1, there is no established public trading market for the Partnership's securities ("Units"). There are no outstanding options or warrants to purchase, or other securities convertible, into Units.

b.      Holders

        Holders of record of Units at December 31, 1996:

                                Number
                                ------
        General Partner         1
        Limited Partners        327

c.      Distributions

        The Partnership has paid monthly distributions to the limited partners in the aggregate amount of $235,322 or $33 per Limited Partner Unit, during the year ended December 31, 1996, and for the year ended December 31, 1995, in the aggregate amount of $1,959,771, or $274 per Limited Partner Unit. Distributions in 1996 and 1995 included a return of capital in accordance with the terms of the Limited Partnership Agreement. Although the amount of future distributions is contingent upon events such as the Partnership's ability to remarket or dispose of equipment upon the expiration of the initial lease terms and, therefore, cannot be predicted, it is presently anticipated that the Partnership will continue to pay monthly distributions although at a significantly reduced rate due to termination and sales related to leased assets.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the years ended December 31, 1996, and 1995, leasing revenues and contingent rental income totaled $22,507 and $210,057, respectively, and interest income totaled $39,310, and $59,987, respectively. Leasing revenues, which include base rentals paid by lessees of medical equipment, decreased in 1996 primarily because of the termination of material leases of equipment, which equipment was sold to the lessees and third parties. In addition, due to the requirements of FASB 13, revenue is recognized for direct financing leases in a manner which reduces book income incrementally, relative to a constant lease payment stream. As a result, reported leasing revenues can be expected to decrease as the remaining lease matures. In 1996 and 1995, interest income was earned on funds not invested in equipment. The $ 20,677 decrease in interest income from 1995 to 1996 is due primarily to the maintenance of a smaller average cash balance arising from the distribution of cash in excess of lease receipts and interest proceeds on equipment sale.

The profit for the year ended December 31, 1996, was $29,463 or $3.93 per Limited Partner unit, as compared with a loss of ($18,831) or ($2.50) per Limited Partner Unit for the year ended December 31, 1995. The increase in net income from 1995 and 1996 is due primarily to a loss on disposition of equipment realized in 1995.

The Partnership's primary source of funds for the years ended December 31, 1996 and 1995, was the Partnership's leasing operations and interest income earned on funds not invested in equipment.

Proceeds received from the sale of equipment will be used for the purpose of capital distribution and coverage of ongoing operating expenses.


Item 7. Financial Statements

        Report of Grant Thornton LLP, Independent Certified Public
        Accountants                                                       6

        Statements of Financial Condition as of December 31, 1996
        and 1995                                                          7

        Statements of Operations  for the years ended
        December 31, 1996 and 1995                                        8

        Statement of Changes in Partnership Capital for the years
        ended December 31, 1996 and 1995                                  9

        Statements of Cash Flows for the years ended
        December 31, 1996 and 1995                                       10

        Notes to Financial Statements                                    11

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

To the Partners of
   Medical Equipment Income Fund Limited Partnership

We have audited the accompanying statements of financial condition of Medical Equipment Income Fund, Limited Partnership (a Connecticut Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partnership capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Equipment Income Fund, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
March 7, 1997

                       STATEMENTS OF FINANCIAL CONDITION
                                  DECEMBER 31


                                                           1996          1995
                                                           ----          ----
ASSETS
Cash and cash equivalents (Note A)                   $  814,709    $  617,060
Net investment in direct financing leases (Note C)      105,760       236,613
Other Assets                                                  0       324,089
                                                     ----------    ----------
TOTAL ASSETS                                         $  920,469    $1,177,762
                                                     ==========    ==========

LIABILITIES AND PARTNERSHIP CAPITAL
Accrued expenses and other liabilities                   21,310        70,418
                                                     ----------    ----------
Total Liabilities                                    $   21,310    $   70,418
                                                     ----------    ----------
Partnership capital (Note D)
  General partner (30 units)                         $ (143,543)   $ (145,016)
  Limited partners (7,106 and 7,121 units,
    respectively)                                     1,042,702     1,252,360
                                                     ----------    ----------
Total Partnership Capital                               899,159     1,107,344
                                                     ----------    ----------
TOTAL LIABILITIES & PARTNERSHIP CAPITAL              $  920,469    $1,177,762
                                                     ==========    ==========

       The accompanying notes are an integral part of these statements.

                           STATEMENTS OF OPERATIONS
                            YEAR ENDED DECEMBER 31

                                                           1996          1995
                                                           ----          ----
REVENUES
Leasing (Note E)                                       $ 22,507      $117,807
Contingent rental income (Note A)                             -        92,250
Interest income                                          39,310        59,987
                                                       --------      --------
Total Revenues                                         $ 61,817      $270,044
                                                       --------      --------
EXPENSES
Interest expense                                              -        15,157
Depreciation and amortization                                 -        55,556
Professional fees (Note B)                               17,192        35,000
Equipment management fees (Note B)                        1,140         6,846
Remarketing fees                                          1,140        12,846
Loss on disposal of leased assets (Note F)                    -       150,814
Other                                                    12,882        12,656
                                                       --------      --------
Total Expenses                                           32,354       288,875
                                                       --------      --------
NET INCOME (LOSS)                                      $ 29,463      $(18,831)
                                                       ========      ========
Net income (loss) per unit
  General partner                                      $   49.10     $ (31.39)
  Limited partner                                      $    3.93        (2.50)
Weighted average number of units outstanding
  General partner                                            30            30
  Limited partner                                         7,119         7,143

       The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                    Years Ended December 31, 1996 and 1995

                                          General       Limited
                                          Partner      Partners        Total
                                          -------      --------        -----
Balance at December 31, 1994            $(144,074)   $3,244,888   $3,100,814
   Redemption of units                          -       (14,868)     (14,868)
  Distributions to partners                     -    (1,959,771)  (1,959,771)
  Net loss for the year (Note D)             (942)      (17,889)     (18,831)
                                        ---------    ----------   ----------
Balance at December 31, 1995            $(145,016)   $1,252,360   $1,107,344
  Redemption of units                                    (2,326)      (2,326)
  Distributions to partners                     -      (235,322)    (235,322)
  Net income for the year (Note D)          1,473        27,990       29,463
                                        ---------    ----------   ----------
Balance at December 31, 1996            $(143,543)   $1,042,702   $  899,159
                                        =========    ==========   ==========
Distributions to partners per unit
  for the year ended
  December 31, 1995                             -           274
  December 31, 1996                             -            33

       The accompanying notes are an integral part of these statements.

                           STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31
                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities
  Net income (loss)                                    $ 29,463      $(18,831)
  Depreciation and amortization                               -        55,556
  Loss on sale of equipment                                   -       150,814
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Decrease (increase) in other assets                 324,089       (29,434)
    Decrease in accrued expenses                        (49,108)     (186,483)
    Decrease in deferred revenue                        (22,507)      (52,146)
                                                     ----------    ----------
Net cash (used in) provided by operating activities     281,937       (80,524)
                                                     ----------    ----------
Cash flows from investing activities
  Proceeds from net investment in direct
    financing leases                                    153,360       529,674
  Proceeds from disposal of property held
    under leases                                              -        37,000
                                                     ----------    ----------
Net cash provided by investing activities               153,360       566,674
                                                     ----------    ----------
Cash flows from financing activities
  Cash paid on notes payable                                  -      (202,735)
  Partners' capital redemptions                          (2,326)      (14,868)
  Distributions paid to partners                       (235,322)   (1,959,771)
                                                      ----------    ----------
Net cash used in financing activities                  (237,648)   (2,177,374)
                                                     ----------    ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS      197,649   (1,691,224)
                                                     ----------    ----------
Cash & cash equivalents at beginning of year            617,060     2,308,284
Cash & cash equivalents at end of year               $  814,709    $  617,060
                                                     ==========    ==========
For the year ended December 31, 1995,
interest paid amounted to approximately $15,000.

       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Business

      Medical Equipment Income Fund, Limited Partnership (the "Partnership") is a Connecticut limited partnership organized in June 1988. The Partnership was formed to acquire and lease equipment under operating or direct financing leases with terms of two to eight years, concentrating in medical and telecommunications equipment. Vision Limited Partnership is the General Partner. Leases are with hospitals and medical groups principally located in the Northeast region of the United States. The Partnership commenced its operations in June 1989.

2.    Lease Revenue Recognition

      The Partnership leases equipment under both operating and direct financing leases.

      Lease transactions that meet the relevant accounting criteria for treatment as direct financing leases are recognized on the date the equipment is accepted and, at that time, the Partnership records a gross receivable, net of unearned income. Unearned income represents the excess of gross receivables over equipment costs and is recorded as revenue over the term of the lease, based on the interest method. The one lease remaining has a term of seven years. On one lease no longer outstanding, the Partnership earned contingent rentals based upon equipment usage. Residual values are not material.

      Under the lease agreements, the Partnership retains title to the equipment. The lessee bears the cost to maintain and insure the asset.
      At the end of the lease, the lessee has the option of purchasing the asset at fair market value, continuing the lease for an additional period of time, or returning the asset.

3.    Property, Equipment, and Depreciation

      The Partnership held no equipment as of December 31, 1996.

                        December 31, 1996 and 1995

4.    Income Taxes

      The Partnership is not subject to income taxes. The net income or loss of the Partnership is reportable by each of the partners, as to their distributive share. The Partnership's tax basis is $ 103,000 less than its financial basis at December 31, 1996.

5.    Cash Equivalents

      The Partnership considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

6.    Use of Estimates in Financial Statements

      In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acts in the capacity of equipment manager for the Partnership. During the years ended December 31, 1996 and 1995, the General Partner earned equipment management fees of $1,140 and $6,846, respectively.

                          December 31, 1996 and 1995

NOTE C - NET INVESTMENT IN DIRECT FINANCING LEASES

Net investment leases consist of:
                                                 December        December
                                                 31, 1996        31, 1995
                                                 --------        --------
Minimum lease payments receivable                $108,331        $267,361
Unearned income                                    (2,571)        (30,748)
                                                 --------        --------
Net investment in direct financing leases        $105,760        $236,613
                                                 ========        ========

Equipment financed under direct financing leases is primarily medical diagnostic equipment.

Minimum lease payments earned, under direct financing leases due for the year ended December 31,

                  1997           TOTAL
                  ----           -----
                $108,331       $108,331

                          December 31, 1996 and 1995

NOTE D - PARTNERSHIP AGREEMENT

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

The Partnership Agreement requires that the Partnership be terminated no later than December 31, 2010, or earlier, at the occurrence of certain events as defined in the Agreement. The General Partner concluded the remarketing of the remaining equipment in the Partnership portfolio during February 1997.


NOTE E - MAJOR CUSTOMERS

The majority of the Partnership's customers are located in the northeastern United States. Customers providing at least 10% of the lease revenue of the Partnership for the year ended December 31 are as follows:

                                                   1996        1995
                                                   ----        ----
East Bergen Services Group                         100%         62%
Mary Immaculate Hospital                              -         38%


NOTE F - DISPOSAL OF ASSETS

In 1995, an operating lease expired and the leased equipment was sold to an equipment remarketer, MTV Leasing, resulting in a loss of $268,651. In addition, an asset associated with a direct financing lease was sold to the lessee resulting in a gain of $120,000.

NOTE G - SUBSEQUENT EVENTS

In February of 1997, the General Partner authorized the dissolution of the Partnership as substantially all of the Partnership's assets have been sold or disposed of as of December 31, 1996. In addition, the General Partner negotiated the early termination of the only lease in effect at December 31, 1996.

On an ongoing basis, the financial statements will be prepared on the liquidation basis of accounting. Under such basis, assets will be recorded at their estimated realizable value and liabilities will reflect estimated obligations to be incurred (including liquidation expenses) in the winding up of the Partnership's affairs. Assets will be liquidated and distributed in accordance with the Partnership Agreement. The liquidation and distributions will be directed by the General Partner.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

a.      Directors, Executive Officers, Promoters, and Control Persons

        The registrant has neither officers nor directors, nor does the General Partner. The following are the directors and officers of Vision Capital Management, Inc., general partner of the General Partner:

Name of Director/     Principal Occupation During Past      Director   Director
Executive Officer     Five Years and Other Information      Age        Since
-----------------     --------------------------------      --------   --------
Robert M. Boshnack    President, Chief Executive Officer,   49       1987
                      Director of Vision Capital;
                      President and sole shareholder of
                      Super Fund Financial Group, Inc.
                      since 1984.

Howard M. Rothman     Executive Vice President, Secretary,  35       1987
                      Chief Operating Officer and Director
                      of Vision Capital; Director of the
                      National Futures Association since
                      January 1990; Executive Vice
                      President of Super Fund Financial
                      Group, Inc. since December 1986.

Selma Breen           Senior Vice President and Director     65       1987
                      of Vision Capital; January 1985 to
                      present, Vice President of
                      Administration, Super Fund Financial
                      Group, Inc.


b.    Compliance with Section 16(a) of the Exchange Act

      Not applicable.

Item 10. Executive Compensation

The Partnership has no executive or other employees but receives such services from officers and employees of Vision Capital.

Item 11. Security Ownership of Certain Beneficial Owners and Management

a.    Certain Beneficial Owners as of December 31, 1996

                       Name and Address of     Amount and Value of   Percent of
Title of Class         Beneficial Owner        Ownership             Class
--------------         -------------------     -------------------   ----------
Limited Partner Units  Feinstein Foundation    600 Units direct      8.44
                       37 Alhambra Circle
                       Cranston RI  02905


b.    Securities Owned by Management as of December 31, 1996

                       Name and Address of         Amount and Value  Percent of
Title of Class         Beneficial Owner            of Ownership      Class
--------------         -------------------         ----------------  ----------
General Partner Units  Vision Limited Partnership  30 Units direct   100.00%
Limited Partner Units  Vision Limited Partnership  20 Units direct      .28%
Limited Partner Units  Robert Boshnack             300 Units(1)        4.22


c.    Changes in Control

None


Item 12. Certain Relationships and Related Transactions

The General Partner acts as Equipment Manager for the Partnership. For the years ended December 31, 1996 and 1995 the General Partner earned equipment management and acquisition fees of $1,140 and $6,846, respectively.


Item 13. Exhibits and Reports on Form 8-K

a.    Exhibits

      None

b.    Reports on Form 8-K

      There were no reports on Form 8-K filed by the Partnership during the fourth quarter of the fiscal year ended December 31, 1996.

(1) Includes 200 units owned by Mr. Boshnack's wife, of which Mr. Boshnack disclaims beneficial ownership.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  March 31, 1997

MEDICAN EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP, REGISTRANT

By:    VISION LIMITED PARTNERSHIP, GENERAL PARTNER

By:    VISION CAPITAL MANAGEMENT, INC., GENERAL PARTNER



By: /s/ ROBERT BOSHNACK
    -----------------------
    ROBERT BOSHNACK
    PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR



By: /s/ HOWARD ROTHMAN
    -----------------------
    HOWARD ROTHMAN
    EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
    SECRETARY, AND DIRECTOR



By: /s/ SELMA BREEN
    -----------------------
    SELMA BREEN
    SENIOR VICE PRESIDENT AND DIRECTOR



By: /s/ ERIC GAFFIN
    -----------------------
    ERIC GAFFIN
    ACTING CONTROLLER