Form 10QSB
period 1997-03-31
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1997-06-23
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                             ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

               For the quarterly period ended March 31, 1997

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

YES:    X         NO:
      -----

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of March 31, 1997                 3

         Statements of Operations for the quarters ended March 31,
                  1997, and March 31, 1996                                     4

         Statement of Changes in Partnership Capital for the three months
                  ended March 31, 1997, and March 31, 1996                     5

         Statements of Cash Flows for the three months ended
                        March 31, 1997 and March 31, 1996                      6

         Notes to Financial Statements                                         7

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF March 31, 1997

                                    Assets
                                    ------
Cash and Cash Equivalents (Note A)                                   $ 868,468

                                                                    ----------
Total Assets                                                         $ 868,468
                                                                    ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

     Accrued expenses and other liabilities                             46,518
                                                                   -----------
Total Liabilities                                                       46,518
                                                                   -----------

PARTNERS' CAPITAL:  (Note G)
     General Partner (30 Units)                                      (145,473)
     Limited Partners (7,106.916 Units)                               967,423
                                                                   -----------
Total Partners' Capital                                               821,950
                                                                   -----------

Total Liabilities and Partners' Capital                             $ 868,468
                                                                   ===========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       March 31, 1997, AND March 31, 1996

                                                           1997         1996
                                                           ----         ----
REVENUES:
     Leasing                                            $   2,571    $   7,773
     Interest Income                                       10,235        9,342
                                                        ---------    ---------
Total Revenues                                             12,806       17,115

EXPENSES:

     Professional Fees                                     39,500        8,750
     Equipment Management Fees (Note B)                         0          570
     Other Expenses                                        11,908        3,224
                                                        ---------     --------

Total Expenses                                             51,408       12,544
                                                        ---------     --------

Net Income (Loss)                                       $ (38,602)    $  4,571
                                                        =========     ========
Net Income per unit, based on the daily weighted
average number of units outstanding:
Limited Partner: (7106.92, 7,151.000 Units)             $ (5.16)      $   .61
General Partner: (30 Units)                             $(64.34)      $  7.62
                                                        =======       =======

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                 STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                           FOR THE THREE MONTHS ENDED
                       March 31, 1997, AND March 31, 1996

                                  General         Limited
                                  Partner         Partners         Total
                                  -------         --------         -----

Balance, December 31, 1995      $(145,016)      $1,252,360      $1,107,344

Distribution to Partners                0          (58,591)        (58,591)

Net Income for the Period             229            4,342           4,571
                                ---------       ----------       ----------

Balance, March 31, 1996         $(144,787)      $1,198,111       $1,053,324
                                =========       ==========       ==========

Balance, December 31, 1996      $(143,543)      $1,042,702       $  899,159

Distribution to Partners               --          (38,607)         (38,607)

Net Loss for the Period            (1,930)         (36,672)         (38,602)
                                ---------       ----------       ----------

Balance, March 31, 1997         $(145,473)      $  967,423       $  821,950
                                =========       ==========       ==========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                      March 31, 1997, AND March 31, 1996

                                                            1997           1996
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                $   (38,602)    $    4,571
    Adjustments to reconcile net income to net cash
    provided by (used in) operating expenses:
    Decrease in other assets                             108,331        291,702
    (Decrease)in accrued expenses                         34,267        (33,250)
    Amortization of unearned interest                     (2,571)        (7,773)
                                                      ----------     ----------

    Total adjustments                                    140,027        250,679
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                        101,425        255,250
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of net investment in direct
       financing leases                                        0         58,361
    (Decrease in net sales tax payable                    (9,058)        (1,158)

    NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                         (9,058)        57,203
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid on notes payable                                 0              0
    Distributions paid to partners                       (38,608)       (58,591)
                                                      ----------     ----------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                              (38,608)       (58,591)
                                                      ----------     ----------

NET INCREASE/(DECREASE) IN
    CASH EQUIVALENTS                                      53,759        617,060
CASH EQUIVALENTS, Beginning of Period                    814,709        253,862
CASH EQUIVALENTS, End of Period                       $  868,468     $  870,922
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

NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acts in the capacity of equipment manager of the Partnership During the three months ended March 31, 1997 and 1996, the General Partner earned fees, which are included in "equipment management fees" in the financial statements, as follows:

                                               1997        1996
                                               ----        ----
       Equipment management fee, net              0         285

NOTE C - PARTNERSHIP AGREEMENT

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

The Partnership Agreement requires that the Partnership be terminated no later than December 31, 2010, or earlier, at the occurrence of certain events as defined in the Agreement. On February 13, 1997 the General Partner authorized the dissolution of the Partnership and the distribution of all remaining assets to the partners of record.

NOTE F - MAJOR CUSTOMERS

The Partnership's only customers is located in the northeastern United States, providing at least 10% of the lease revenue of the Partnership for the three months ended March 31, 1997, and March 31, 1996. The percentage of contribution is as follows:

                                        1997         1996
                                        ----         ----
       East Bergen Services Group      100.00%      100.00%

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

For the three months ended March 31, 1997 and 1996, leasing revenues totalled $2,571 and $7,773, respectively, and interest income totalled $10,235 and
$9,342, respectively.   The increase in interest income for the three month
period ended March 31, 1997, as compared with the same period in 1996, is due primarily to the increased amount of cash and cash equivalents held by the Partnership in the first quarter of 1997.

Net Loss for the three months ended March 31, 1997, was $(38,602) or $(5.16) per Limited Partner unit as compared with $4,571 or $.61 per Limited Partner unit for the three months ended March 31, 1996.

The Partnership's primary source of funds for the three months ended March 31, 1997 and 1996, as the Partnership's leasing operations, including the disposal of leased equipment

The General Partner anticipates that funds allocated from the proceeds of equipment sold should be adequate to cover the liquidation expenses of the Partnership.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership is not aware of any pending legal proceedings or contemplated governmental proceedings to which it is a party or to which any of its assets are subject.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        a. Exhibits

        No exhibits are required to be filed with this report.

        b. Reports on Form 8-K

        There were no reports on Form 8-K filed by the Partnership during the quarter ended March 31, 1997.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 1997

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