Form 10QSB
period 1997-06-30
MEDICAL EQUIPMENT INCOME FUND LIMITED PARTNERSHIP
filed 1997-08-19
CIK 839092

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-QSB

                             ---------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

               For the quarterly period ended JUNE 30, 1997

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

YES:    X         NO:
      -----

                                    PART I

Item 1.  Financial Statements

       Statement of Financial Condition as of JUNE 30, 1997                 3

       Statements of Operations for the quarters ended JUNE 30,
                  1997, and JUNE 30, 1996                                   4

       Statements of Operations for the six months ended JUNE 30,
                  1997, and JUNE 30, 1996                                   5

       Statement of Changes in Partnership Capital for the six months
                  ended JUNE 30, 1997, and JUNE 30, 1996                    6

       Statements of Cash Flows for the six months ended
                  JUNE 30, 1997 and JUNE 30, 1996                           7

       Notes to Financial Statements                                        8

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF JUNE 30, 1997


                                    Assets
                                    ------
Cash and Cash Equivalents (Note A)                                   $  50,268

                                                                    ----------
Total Assets                                                         $  50,268
                                                                    ==========

                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

     Accrued expenses and other liabilities                             50,268
                                                                   -----------
Total Liabilities                                                       50,268
                                                                   -----------

PARTNERS' CAPITAL:  (Note G)
     General Partner (30 Units)                                              0
     Limited Partners (Liquidated - 0 Units)                                 0
                                                                   -----------
Total Partners' Capital                                                      0
                                                                   -----------

Total Liabilities and Partners' Capital                             $   50,268
                                                                   ===========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       JUNE 30, 1997, AND JUNE 30, 1996

                                                           1997         1996
                                                           ----         ----
REVENUES:
     Leasing                                            $       0    $   6,894
     Interest Income                                       10,099       10,281
                                                        ---------    ---------
Total Revenues                                             10,099       17,175

EXPENSES:
     Professional Fees                                          0        8,750
     Equipment Management Fees (Note B)                         0          570
     Other Expenses                                         6,829        3,596
                                                        ---------    ---------

Total Expenses                                              6,829       12,916
                                                        ---------    ---------
Net Income (Loss)                                       $   3,270    $   4,259
                                                        =========    =========

Net Income per unit, based on the daily weighted
average number of units outstanding:
Limited Partner: (7106.92, 7,151.000 Units)             $     .44    $     .60
General Partner: (30 Units)                             $    5.45    $    7.09
                                                        =========    =========

       The accompanying notes are an integral part of these statements.

               MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE SIX MONTHS ENDED
                       JUNE 30, 1997, AND JUNE 30, 1996

                                                           1997         1996
                                                           ----         ----
REVENUES:
     Leasing                                            $   2,571    $  14,667
     Interest Income                                       20,334       19,623
                                                        ---------    ---------
Total Revenues                                             22,905       34,290

EXPENSES:

     Professional Fees                                     39,500       17,500
     Equipment Management Fees (Note B)                         0        1,140
     Other Expenses                                        18,737        6,820
                                                        ---------    ---------

Total Expenses                                             58,237       25,460
                                                        ---------    ---------
Net Income (Loss)                                       $ (35,332)   $   8,830
                                                        =========    =========
Net Income per unit, based on the daily weighted
average number of units outstanding:
Limited Partner: (7106.92, 7,151.000 Units)             $   (4.72)   $    1.17
General Partner: (30 Units)                             $  (58.89)   $   13.98
                                                        =========    =========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                 STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                           FOR THE SIX MONTHS ENDED
                       JUNE 30, 1997, AND JUNE 30, 1996

                                 General         Limited
                                 Partner         Partners           Total
                                 -------         --------           -----

Balance, December 31, 1995      $(145,016)      $1,252,360       $1,107,344

Distribution to Partners                0         (117,182)        (117,182)

Net Income for the Period             442            8,388            8,830
                                ---------       ----------       ----------

Balance, JUNE 30, 1996          $(144,574)      $1,143,566       $  998,992
                                =========       ==========       ==========

Balance, December 31, 1996      $(143,543)      $1,042,702       $  899,159

Adjustment on Liquidation         145,310         (145,310)               0

Distribution to Partners               --          (38,827)         (38,827)

Liquidation Proceeds                   --         (825,000)      $ (825,000)

Net Loss for the Period            (1,767)         (33,565)         (35,332)
                                ---------       ----------       ----------

Balance, JUNE 30, 1997         $        0       $        0       $        0
                                =========       ==========       ==========

       The accompanying notes are an integral part of these statements.

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                      JUNE 30, 1997, AND JUNE 30, 1996

                                                         1997          1996
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                 $  (35,332)   $    8,830
    Adjustments to reconcile net income to net cash
    provided by (used in) operating expenses:
    Decrease in other assets                             108,331       298,896
    (Decrease)in accrued expenses                         38,017       (37,053)
    Amortization of unearned interest                     (2,571)      (14,667)
                                                      ----------    ----------

    Total adjustments                                    143,776       247,176
                                                      ----------    ----------
    NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                        108,444       256,005
                                                      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of net investment in direct
       financing leases                                        0        77,361
    (Decrease in net sales tax payable                    (9,058)       (1,158)

    NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                         (9,058)       76,203
                                                      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash paid on notes payable                                 0             0
    Distributions paid to partners                       (38,827)     (117,182)
    Liquidation of Partnership Units                    (825,000)            0
                                                      ----------    ----------
    NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                             (863,827)     (117,182)
                                                      ----------    ----------

NET INCREASE/(DECREASE) IN
    CASH EQUIVALENTS                                    (764,441)      215,027
CASH EQUIVALENTS, Beginning of Period                    814,709       617,060
CASH EQUIVALENTS, End of Period                       $   50,268    $  832,087
                                                      ==========    ==========

        The accompanying notes are an integral part of these statements

              MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


NOTE A    SUMJUNY OF SIGNIFICANT ACCOUNTING POLICIES

1. Business

MEDICAL EQUIPMENT INCOME FUND, LIMITED PARTNERSHIP (the "Partnership"), is a Connecticut limited partnership organized in September 1988. The Partnership was formed to acquire and lease equipment under operating or direct financing leases with terms of two to eight years, concentrating in medical and telecommunications equipment. Vision Limited Partnership is the General Partner. The Partnership ceased its operations on June 30, 1997 and as of this date liquidated all partnership interests.

2. Income Taxes

The Partnership is not subject to income taxes. The net income or loss of the Partnership is reportable by each of the partners, as to their distributive share. Shortly after the liquidation made on June 30, 1997, the partnership's outside auditors Grant Thornton will initiate early preparation of the partnership's tax return and related K-1s for the short year ending June 30, 1997.

NOTE B - RELATED PARTY TRANSACTIONS

The General Partner acted in the capacity of equipment manager for the Partnership During the six months ended JUNE 30, 1996, the General Partner earned fees, which are included in "equipment management fees" in the financial statements, as follows:

                                               1997        1996
                                               ----        ----
       Equipment management fee, net              0        1,140

NOTE C - PARTNERSHIP AGREEMENT

The Partnership's profits and losses are generally allocated five percent to the general partner and ninety-five percent to the limited partners and can change upon certain returns on the Partnership capital balance. Liquidation Proceeds were based upon a per unit value computed by dividing net cash available for distribution (after adjustment for estimated costs of liquidation) by outstanding limited partnership units. The liquidation value per unit was $116.08 per $1,000 (1 unit) invested.

The Partnership Agreement requires that the Partnership be terminated no later than December 31, 2010, or earlier, at the occurrence of certain events as defined in the Agreement. On February 13, 1997 the General Partner authorized the dissolution of the Partnership and the distribution of all remaining assets to the partners of record. This distribution was concluded as of June 30, 1997.

Furthermore, This 10QSB shall be considered the final submission made under the requirements of the Securities Exchange Act of 1934.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS

For the three months ended JUNE 30, 1997 and 1996, leasing revenues totalled none and $ 6,894, respectively, and interest income totalled $10,099 and $10,281, respectively.

Net income for the three months ended JUNE 30, 1997, was $ 3,270 or $ .44 per Limited Partner unit as compared with $ 4,259 or $ .60 per Limited Partner unit for the three months ended JUNE 30, 1996.

The Partnership's primary source of funds for the three months ended JUNE 30, 1997 and 1996, was from interest earnings.

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

None.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended JUNE 30, 1997.

Item 5.  Other Information

The Partnership has concluded its operations as of June 30, 1997. Any proceeds remaining after satisfaction of the Partnerships estimated liquidation costs will be returned on a prorata basis to Limited Partners of record at the date of liquidation, June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

     No exhibits are required to be filed with this report.

     b. Reports on Form 8-K

     There were no reports on Form 8-K filed by the Partnership during the quarter ended JUNE 30, 1997.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 1997

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